Form 10-Q
period 2008-06-30
Argentum Exploration, Inc.
filed 2008-08-19
CIK 1420509

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-52969

ARGENTUM EXPLORATION INC.

(Exact name of small business issuer as specified in its charter)

Wyoming	Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Wyoming Corporate Services Inc., 2710 Thomes Ave., Cheyenne, WY	82001
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (307) 632-3333

KEMPSELL ACQUISITION, INC.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At June 30, 2008, 6,300,000 shares of the Registrant's Common Stock and 0 shares of the Registrant’s Preferred Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

ARGENTUM EXPLORATION, INC.

(F/K/A KEMPSELL ACQUISITION INC.)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE

UNAUDITED FINANCIAL STATEMENTS

Balance Sheet as of June 30, 2008 (unaudited)

F1

Statement of Operations for three months ended June 30, 2008 and the period from inception (November 19, 2007) to June 30, 2008 (unaudited)

F2

Statement of Stockholders’ Deficit for the period from inception (November 19,

F3

2007) to June 30, 2008 (unaudited)

Statement of Cash Flows for three months ended June 30, 2008 and the period from inception (November 19, 2007) to June 30, 2008 (unaudited)

F4

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

F5 – F11

ARGENTUM EXPLORATION, INC. (F/K/A KEMPSELL ACQUISITION INC.)

(A Development Stage Company)

Balance Sheet

As at June 30, 2008 (unaudited)

June 30, 2008

TOTAL ASSETS	$ -

LIABILITIES
CURRENT
Director loan	$ 2,341
Accounts Payable	2,000
4,341
STOCKHOLDERS’ DEFICIT
Preferred stock – no par value;
30,000,000 shares authorized; none issued or outstanding	-
Common stock – no par value;
70,000,000 shares authorized; 6,300,000 issued and
Outstanding	600
Additional paid-in capital	-
(Deficit) accumulated during development stage	(4,941)

TOTAL STOCKHOLDERS’ DEFICIT	(4,341)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -

(Going Concern)

(Subsequent Events)

The accompanying notes are an integral part of the financial statements.

F1

ARGENTUM EXPLORATION, INC. (F/K/A KEMPSELL ACQUISITION INC.)

(A Development Stage Company)

Statement of Operations

For the Three Months Ended June 30, 2008 and the Period from Inception (November 19, 2007) to June 30, 2008 (unaudited)

	Three Months Ended June 30, 2008	Period from Inception (November 19, 2007) to June 30, 2008

REVENUE	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES	1,450	4,941

NET LOSS FOR THE PERIOD	($1,450)	($4,941)

EARNINGS PER SHARE COMPUTATION:

Net loss per common share	(Less than $0.01)	(Less than $0.01)

Weighted average number of common shares outstanding - basic	6,003,000	6,001,000

The accompanying notes are an integral part of the financial statements.

F2

ARGENTUM EXPLORATION, INC. (F/K/A KEMPSELL ACQUISITION INC.)

(A Development Stage Company)

Statement of Stockholders’ Deficit

For the Period from Inception (November 19, 2007) to June 30, 2008 (unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, inception (November 19, 2007)	-	$ -	$ -	$ -	$ -

Stock issued as compensation for
reimbursement of incorporation
expenses on November 21,
2007 - no par value	6,000,000	300	-	-	300

Net loss for the period	-	-		(2,491)	(2,491)

Balance, December 31, 2007	6,000,000	$300	$ -	($2,491)	($2,191)

Stock issued as compensation for
referral fee on Slocan property
on June 30, 2008 - no par
value	300,000	300	-	-	300

Net loss for the period	-	-		(2,450)	(2,450)

Balance, June 30, 2008	6,300,000	$600	$ -	($4,941)	($4,341)

The accompanying notes are an integral part of the financial statements.

F3

ARGENTUM EXPLORATION, INC. (F/K/A KEMPSELL ACQUISITION INC.)

(A Development Stage Company)

Statement of Cash Flows

For the Three Months Ended June 30, 2008 and the Period from Inception (November 19, 2007) to June 30, 2008 (unaudited)

	Three Months Ended June 30, 2008	Period from Inception (November 19, 2007) to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period Common stock issued as payment for expenses	($1,450) 300	($4,941) 600
Increase in accounts payable	1,000	2,000
NET CASH PROVIDED BY OPERATIONS	(150)	(2,341)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from director loan	150	2,341
NET CASH PROVIDED BY FINANCING ACTIVITIES:	150	2,341

NET CHANGE IN CASH AND CASH BALANCE, END OF PERIOD	$ -	$ -

The accompanying notes are an integral part of the financial statements.

F4

ARGENTUM EXPLORATION, INC. (F/K/A KEMPSELL ACQUISITION INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008 (unaudited)

1.

THE COMPANY

Argentum Exploration, Inc. (“the Company”), a company incorporated in the State of Wyoming on November 19, 2007 as Kempsell Acquisition, Inc., to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.  On May 23, 2008 the Company changed its name to Argentum Exploration Inc.

On July 1, 2008, the Company finalized the acquisition (the “Acquisition”) of a 100 percent undivided interest in 18 mineral claims, subject to Net Smelter Returns, in the Slocan Mining District, British Columbia, Canada, from an arm’s-length third party.  Prior to the Acquisition, the Company was a defined as a “blank check” company.  With the Acquisition, the Company intends to become engaged in business activities in the mineral exploration industry.  (See note 5.)

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

Revenue Recognition

The Company recognizes revenue when earned in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

F5

ARGENTUM EXPLORATION, INC. (F/K/A KEMPSELL ACQUISITION INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008 (unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  The Company did not have any items of comprehensive income during the period from inception (November 19, 2007) to June 30, 2008.

Net Loss per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, “Earnings per Share,” specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding.

Advertising

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses of $0 during the period from inception (November 19, 2007) to June 30, 2008.

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

F6

ARGENTUM EXPLORATION, INC. (F/K/A KEMPSELL ACQUISITION INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008 (unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  SFAS 157 provides a common definition of fair value to be used throughout GAAP, which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The provisions of FAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  In November 2007, the FASB announced an option to defer implementation of some of the requirements of this standard for certain non-financial assets and liabilities.

Beginning January 1, 2008, the Company partially applied FAS 157 as allowed by FASB Staff Position (“FSP”) 157-2, which delayed the effective date of FAS 157 for nonfinancial assets and liabilities. As of January 1, 2008 the Company has applied the provisions of FAS 157 to its financial instruments and the impact was not material.  Under FSP 157-2, the Company will be required to apply FAS 157 to its nonfinancial assets and liabilities beginning January 1, 2009. Management is currently reviewing the applicability of FAS 157 to the Company’s nonfinancial assets and liabilities and the potential impact that application will have on its consolidated statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  The provisions of SAB 108 become effective as of the end of the 2007 fiscal year.  SAB 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material.  SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years.  It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial.  Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB 108 would be restated in accordance with FAS No. 154, Accounting Changes and Error Corrections.  SAB 108 is effective for fiscal years ending after November 15, 2006.   The adoption of SAB 108 did not have a material effect on the Company's reported financial position or results of operations.

F7

ARGENTUM EXPLORATION, INC. (F/K/A KEMPSELL ACQUISITION INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008 (unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“FAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of FAS 159 apply only to entities that elect the fair value option.  However, the amendment to FAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  FAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157, Fair Value Measurements.  As of January 1, 2008 the Company has applied the provisions of FAS 159 to its financial instruments and the impact was not material.

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

F8

ARGENTUM EXPLORATION, INC. (F/K/A KEMPSELL ACQUISITION INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008 (unaudited)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No.160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No.160 clarifies that changes in a parent’s ownership interest in subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No.160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No.160 is effective for fiscal years beginning on or after December 15, 2008, with retrospective presentation and disclosure for all periods presented.  Early adoption is prohibited.  The Company currently has no entities or arrangements that will be affected by the adoption of SFAS No. 160.  However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect that the adoption of SFAS 162 will have a material effect on its results of operations or financial condition.

F9

ARGENTUM EXPLORATION, INC. (F/K/A KEMPSELL ACQUISITION INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008 (unaudited)

3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, during the period from inception (November 19, 2007) to June 30, 2008, the Company incurred a loss of $4,941.  In addition, the Company has an accumulated deficit of the same amount.  It is the intention of the Company’s stockholders to fund capital shortfalls for the foreseeable future.

As discussed in note 1, the Company intends to become engaged in business activities in the mineral exploration industry (See note 5).  Management is devoting substantially all of its efforts to raise capital in order to finance its business activities.  The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.  There can be no assurance the Company will be successful in its effort to secure additional equity financing.

4.

RELATED PARTY TRANSACTIONS

The Company issued 6,000,000 common shares to stockholders as reimbursement of incorporation expenses.

Since inception the sole director has advanced the Company $2,341 to pay for operating expenses.  These funds have been advanced interest free, are unsecured, and are due on demand.

On June 30, 2008, the Company issued 300,000 shares of common stock to a former director, in lieu of a cash consideration at $0.001 per share, as a referral for the assistance in closing the option agreement on the Slocan Property. (See note 5.) The Company issued these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act.

F10

ARGENTUM EXPLORATION, INC. (F/K/A KEMPSELL ACQUISITION INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008 (unaudited)

5.

SUBSEQUENT EVENTS

On July 1, 2008, the Company finalized the acquisition (the “Acquisition”) of a 100 percent undivided interest in 18 mineral claims, subject to Net Smelter Returns in the Slocan Mining District, British Columbia, Canada, from an arm’s-length third party.  Prior to the Acquisition, the Company was a defined as a “blank check” company.  With the Acquisition, the Company intends to become engaged in business activities in the mineral exploration industry.

Under the terms of the Acquisition agreement, the Company has agreed to make the following cash payments to the vendor: $15,000, $30,000 and $50,000 on July 1, 2008, April 30, 2009 and April 30, 2010, respectively.  The Company also has agreed to expend exploration funds as follows: $50,000 prior to April 30, 2009, $70,000 prior to April 30, 2010, and $200,000 prior to April 30, 2011.    In addition, the vendor has retained a 2.5% Net Smelter Returns (“NSR”) royalty from production, excluding existing dumps and tailings, from the Properties.  The Company shall, at any time, have the right to buy-back from the vendor up to a maximum of 1% NSR for $1,000,000. Also, the vendor shall retain a royalty equal to 7% of the Net Smelter Returns from the existing dumps and tailings from the Property.  In order to keep the claim in good standing with the province of British Columbia, the Company is required to perform exploration work of approximately $13,000 CDN by December 2008.

On July 2, 2008, the Company acquired a dormant shelf company, 1754857 Ontario, Inc., an Ontario, Canada corporation for $400.  This company became a wholly-owned subsidiary of the Company.

F11

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation.

Argentum Exploration, Inc. (“we”, “our”, “us” or the “Company”) has not realized any revenues from operations since November 19, 2007 (inception).

Our plan of operation for the foreseeable future is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our mining claim. We do not have enough funds to complete our Year 1 to 3 exploration programs which we would plan to start in the summer of 2008. The following is a brief summary of our three year exploration program:

1.

In order to keep the claim in good standing we must perform and register exploration work with the province of British Columbia of at least $13,185 CDN within the next six months.  We need to expend a minimum of $830 on Claim 517089 by July 12, 2008, $355 CDN on Claim 257284 by December 12, 2008, and $11,999 CDN on the other sixteen claims.  We plan to conduct a three year exploration program starting late summer 2008. Year One exploration program is expected to cost approximately $50,000 and corresponds to the required Work Program amount in the Agreement.

2.

The results obtained during the Year One exploration program will be assembled, interpreted and we will review the results.

During the next 12 months, we do not anticipate generating any revenue. If additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mining claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration Three programs. In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete our exploration program. We have not undertaken any efforts to locate a joint venture partner. If we enter into a joint venture arrangement, we will assign a percentage of our interest in our mining claim and/or Agreement to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mining claim in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside of our control. These factors include, but are not limited to:

•

Our ability to raise additional funding;

•

The market price for gold and silver;

•

The results of our proposed exploration programs on the mineral property; and

•

Our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral reserve.

Exploration Cost Review.

The costs described which include the proposed budget of our exploration program as recommended by our geological consultant. The table below summarizes the cost estimate for the programs.

Year One Exploration Items

Cost Estimate

Initial Data Compilation

$ 3,500

Preliminary Mapping and Sampling

5,000

Accommodation

2,000

Travel

2,500

Rock Sample Analysis

2,500

Heavy Mineral Sample Collection

2,500

Heavy Mineral Sample Analysis

3,750

Sediment sample collection

2,500

Sediment sample Analysis

3,250

Preliminary Follow-up (trenching/Sampling)

10,000

Data Analysis and reporting

7,500

Contingency (~10%)

4,000

Payment in Lieu

    1,000

$ 50,000

Year Two Exploration Items

Cost Estimate

Mapping and Sampling

$ 7,500

Accommodation

3,750

Travel

2,500

Rock Sample Analysis

4,000

Line Cutting

12,500

Soil sample collection

2,500

Soil sample analysis

9,750

Preliminary Follow-up (trenching/Sampling)

15,000

Data Analysis and reporting

7,500

Contingency (~10%)

    5,000

$ 70,000

Year Three Exploration Items

Cost Estimate

Geological Supervision

$ 7,500

Accommodation

3,750

Travel

2,500

Drilling

150,000

Drill Core Sample Analysis

4,000

Data Analysis and reporting

15,000

Contingency (~10%)

     17,250

$ 200,000

Results of Operations.

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 19, 2007 (inception) to June 30, 2008. It is unlikely the Company will have any revenues.  The Company incurred expenses of $1,000 relating to professional fees and $150 of general expenses for the 3 month period ended June 30, 2008.

On May 23, 2008, Shawn Pecore resigned as the sole officer of the Company. The resignation of such officers was not as a result of a disagreement with us. In addition, on that same date, Jan Vrba was appointed as an additional director and sole officer of the Company.

On May 23, 2008 the Company changed its name from Kempsell Acquisition, Inc. to Argentum Exploration, Inc.

On June 30, 2008, the Company accepted Jan Vrba resignation as the sole officer and director of the Company. The resignation of such officers was not as a result of a disagreement with us. In addition, on that same date, Shawn Pecore was re-appointed as sole officer of the Company.

On June 30, 2008, the Company issued 300,000 shares of Common Stock to Jan Vrba for in lieu cash consideration of $0.001 per share as a referral for the assistance in closing the option agreement on the Slocan Property.  The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.  Please refer to our Form 8-K, filed with the SEC on July 3, 2008 for a more complete description of the transaction.

On July 1, 2008, the Company finalized an option agreement with Mr. Peter Leontowicz to obtain a 100 percent undivided interest in eighteen (18) minerals claims, subject to Net Smelter Returns in the Slocan Mining District, British Columbia.  The effective date of the Agreement is May 30, 2008.  Please refer to our Form 8-K, filed with the SEC on July 3, 2008 for a more complete description of the transaction.

On July 2, 2008, we bought a shelf company, 1754858 Ontario Inc., an Ontario corporation with no operations, for $400 from Shawn Pecore, our director and sole officer, and is now a wholly-owned subsidiary

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.  However, we do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities

Item 4. Controls and Procedures.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our sole officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2008.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2008, the Company issued 300,000 shares of Common Stock to Jan Vrba for in lieu cash consideration of $0.001 per share as a referral for the assistance in closing the option agreement on the Slocan Property.  The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.  Please refer to our Form 8-K, filed with the SEC on July 7, 2008 for a more complete description of the transaction.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

3.1*	Certificate of Incorporation.
3.2*	By-laws.
3.3**	Articles of Amendment – name change to Argentum Exploration, Inc.
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008.

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

**

Filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2008, and incorporated herein by this reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2008	ARGENTUM EXPLORATION, INC.

	By:	/s/ Shawn Pecore
	Name:	Shawn Pecore
	Title:	President